Form 10-Q
period 1997-02-10
ALLEN TEST CO
filed 1997-04-14
CIK 350001

&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&

             SPECIMEN - NOT AN OFFICIAL FILING

                   THIS IS A TEST DOCUMENT

&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&&

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 19xx

Commission file Number     0-0000

                   The Testfile Company
(Exact name of registrant as specified in its charter.)

    Anytown, U.S.A.                    00-000000
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

10 Main Street, Anytown, U.S.A.              00000
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(000) 000-0000

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 3,146,000 shares as of
November 0, 19xx.