Form 10-K
period 2000-12-31
ALLEN TEST CO INC TEST TIME PROD
filed 2001-02-16
CIK 350001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 000-00000

ALLEN TEST

(Exact name of registrant as specified in its charter)

Delaware	00-000000
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

ADDRESS	000000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (000) 000-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.00 par value	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of April 18, 2000, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $156.6 million. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates. As of April 18, 2000, there were 27,837,558 shares of the Company’s common stock outstanding.

Documents Incorporated by Reference

      Portions of the Company’s definitive Proxy Statement on Schedule 14A, with respect to the Company’s 0000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K