Form 10-Q/A
period 1999-12-10
ALLEN TEST CO INC TEST TIME PROD
filed 2001-07-30
CIK 350001

This is an HTML document for the Main Document

*************************************************

SPECIMEN - NOT AN OFFICIAL FILING - Main document from 8-K.TXT

FROM FILE DOC1_8k.TXT

THIS JPG CAME FROM USATODAY.

Click here to move to the EX-28.01 document.

This document is pointed to by the EX-28.02 document.

*************************************************